Form 10-K
period 2002-12-31
CENDANT MORTGAGE CAPITAL CDMC MORT PASS THR CERT SER 2002-8
filed 2003-03-20
CIK 1201859

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  Annual Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2002

                      Commission file numbers:  333-68978

             CDMC Mortgage Pass-Through Certificates, Series 2002-8

                       State of Incorporation:  New York
               I.R.S. Employer Identification Number:  71-0914838

                              3000 Leadenhall Road
                            Mount Laurel, NJ  08054



       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes _X_    No ___

Item 1.  Business:

     Not applicable.

Item 2.  Properties:

     Not applicable.

Item 3.  Legal Proceedings:

     The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust.

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a Vote of the Security Holders.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a)  There is no established public trading market for the certificates.

(b) There are approximately 20 holders of record as of the end of the reporting year.

(c)  Not applicable.

Item 6.  Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Certificates is not entitled to receive a certificate representing such Certificate, except in limited circumstances. Accordingly, Cede & Co. is the sole registered holder of Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Certificates for their own accounts or for the accounts of their customers.

     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     55 Water Street
     New York, NY  10041

(b)  Not applicable.

(c)  Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Controls and Procedures

     Not applicable.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits

     1    Officer's Annual Statement as to Compliance
          Cendant Mortgage Corporation as Master Servicer

     2    Independent Auditor's Report ("USAP")
          Cendant Mortgage Corporation as Master Servicer

     3 Aggregate Statement of Principal and Interest Distributions to Certificate Holders

(b)  On November 29, 2002
     reports on Form 8-K were filed in order to provide the statements for the monthly distributions to holders of the Certificates.
     No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Not applicable.

(d)  Omitted.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 20, 2003
       --------------

     Filed on behalf of Cendant Mortgage Capital LLC, by Cendant Mortgage Corporation as Master Servicer for
     CDMC Mortgage Pass-Through Certificates, Series 2002-8.


     By:       /s/ Terence W. Edwards
               ------------------------------
     Name:     Terence W. Edwards
     Title:    President and Chief Executive Officer
     Company:  Cendant Mortgage Corporation


                                 CERTIFICATION

I,  Terence W. Edwards, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the trust (the "Trust") created pursuant to the Pooling and Servicing Agreement dated October 1, 2002 (the "Agreement") among Cendant Mortgage Capital LLC (the "Depositor"), Cendant Mortgage Corporation (the "Master Servicer") and Citibank, N.A. (the "Trustee");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not mis-leading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the Trustee by the Master Servicer under the Agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the Master Servicer under the Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under the Agreement; and

5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers as set forth in the Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on the information provided to me by the following unaffiliated parties: the Trustee.

Date:  March 20, 2003
       --------------

By:       /s/ Terence W. Edwards
          --------------------------
Name:     Terence W. Edwards
Title:    President and Chief Executive Officer
Company:  Cendant Mortgage Corporation